Form 10-Q
period 2026-03-31
HPS Real Assets Lending Co LP
filed 2026-05-14
CIK 2089975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission
File Number 000-056811

HPS Real Assets Lending Company LP
(Exact name of Registrant as specified in its Charter)

Delaware	39-4607136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street , 33rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
287-6767

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act). Yes ☐ No ☒
As of May 1
4
, 2026, the Registrant had 100 E Shares outstanding with respect to Series I limited partnership interests, and 100 E Shares outstanding with respect to Series II limited partnership interests.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Real Assets Lending Company LP (the “Company,” “HREAL,” “we,” “us,” or “our”, and where applicable, such terms include Series I and/or Series II (each as defined below)), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•

our business prospects and the prospects of our asset-based finance assets, including our and their ability to achieve our respective objectives as a result of inflation, the imposition of tariffs, increases in borrowing costs and a potential global recession;

•

our ability to operate our business so that the Company does not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•

the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and the broader Middle East conflict;

•	the regulatory uncertainty created by trade negotiations and related government actions;

•	the impact of the asset-based finance assets and other investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	our current and expected financing arrangements and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•

changes in the general interest rate environment, including a sustained elevated interest rate environment, and uncertainty about the Federal Reserve’s intentions regarding interest rates in the future;

•	the timing and amount of cash flows, distributions and dividends, if any, from our asset-based finance assets;

•	our contractual arrangements and relationships with third parties;

•	risks associated with the demand for liquidity under our share redemption program;

•	actual and potential conflicts of interest with the Company’s manager, HPS Investment Partners, LLC (the “Manager”), or any of its affiliates;

•	the elevated level of inflation, and its impact on our asset-based finance assets and on the industries in which we invest;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the availability of credit;

•	our use of financial leverage;

•	the ability of the Manager to source suitable asset-based finance assets and other investments for us and to monitor and administer our investments;

•	the ability of the Manager or its affiliates to attract and retain highly talented professionals;

•	the impact on our business of new or amended legislation or regulations;

•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest, including the imposition of tariffs upon either the supplies utilized by those enterprises or the enterprises’ end products.

ii

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law.

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HPS Real Assets Lending Company LP
Combined Statements of Assets and Liabilities

	As of March 31, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
A ssets
Cash and cash equivalents	$2,500	$2,500	$5,000	$2,500	$2,500	$5,000
Unrealized appreciation on contingent forward purchase commitments	775,589	775,589	1,551,178	—	—	—
Deferred offering expenses	1,111,499	1,111,499	2,222,998	731,044	731,044	1,462,088
Due from the Manager	44,473	51,473	95,946	129,400	129,400	258,800

Total assets	$1,934,061	$1,941,061	$3,875,122	$862,944	$862,944	$1,725,888

L iabilities
Offering expenses payable	$681,054	$681,054	$1,362,108	$632,798	$632,798	$1,265,596
Organizational expenses payable	445,407	445,407	890,814	218,896	218,896	437,792
Other accrued expenses and liabilities	29,511	36,511	66,022	8,750	8,750	17,500

Total liabilities	$1,155,972	$1,162,972	$2,318,944	$860,444	$860,444	$1,720,888

Commitments and contingencies (Note 5)

Total net assets	$778,089	$778,089	$1,556,178	$2,500	$2,500	$5,000

Net asset value per share
E Shares:
Net Assets	$778,089	$778,089	$1,556,178	$2,500	$2,500	$5,000
Shares outstanding	100	100	200	100	100	200

Net asset value per share	$7,780.89	$7,780.89	$7,780.89	$25.00	$25.00	$25.00
The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Combined Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2026
	Series I	Series II	Total
Expenses:
Organizational expenses (Note 2)	$375,883	$375,883	$751,766
General and administrative expenses	39,149	46,149	85,298

Total expenses	$415,032	$422,032	$837,064
Expense Support from Manager (Note 3)	(415,032)	(422,032)	(837,064)

Net expenses	$—	$—	$—
Net change in unrealized appreciation (depreciation):
Unrealized appreciation on contingent forward purchase commitments	775,589	775,589	1,551,178

Net change in unrealized appreciation (depreciation)	$775,589	$775,589	$1,551,178

Net increase (decrease) in net assets resulting from operations	$775,589	$775,589	$1,551,178

The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended March 31, 2026
	Series I	Series II	Total
Increase (decrease) in net assets from operations:
Net expenses	$—	$—	$—
Net change in unrealized appreciation (depreciation)	775,589	775,589	1,551,178

Net increase (decrease) in net assets resulting from operations	775,589	775,589	1,551,178

Net increase (decrease) in net assets during the period	$775,589	$775,589	$1,551,178
Net assets, beginning of period	2,500	2,500	5,000

Net assets, end of period	$778,089	$778,089	$1,556,178

The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Combined Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2026
	Series I	Series II	Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$775,589	$775,589	$1,551,178
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation	(775,589)	(775,589)	(1,551,178)
Changes in operating assets and liabilities:
Due from the Manager	(247,272)	(254,272)	(501,544)
Organizational expenses payable	226,511	226,511	453,022
Other accrued expenses and liabilities	20,761	27,761	48,522

Net cash provided by (used in) operating activities	$—	$—	$—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	2,500	2,500	5,000

Cash and cash equivalents, end of period	$2,500	$2,500	$5,000

The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Note 1. Organization
HPS Real Assets Lending Company LP (the “Company”) was formed on September 26, 2025 as a series limited partnership under the laws of Delaware, with the objective to build a diversified portfolio of Asset-Based Finance Assets (as defined below) that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across economic cycles. The Company registered two separate series of limited partnership interests pursuant to the Delaware Revised Uniform Limited Partnership Act, HPS Real Assets Lending Company
LP-Series
I (“Series I”) and HPS Real Assets Lending Company
LP-Series
II (“Series II”, and together with Series I, the “Series”). Under Delaware law, to the extent the records maintained for a series account for the assets associated with such series separately from the other assets of the Company or any other series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such series are segregated and enforceable only against the assets of such series and not against the assets of the Company generally or any other series. Series I and Series II are expected to invest, directly or indirectly, in the same portfolio of Asset-Based Finance Assets on a pro rata basis. The Series conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series has directors, officers or employees, but each is overseen by the Company’s board of directors (the “Board”).
The Company will primarily invest in Asset-Based Finance Assets. As used herein, the term “Asset-Based Finance Assets” encompasses a broad spectrum of investment opportunities, often backed by assets used on a day-to-day
basis by businesses and individuals, such as leases, loans, mortgages, mezzanine securities, royalties, residuals, other credit or credit-related obligations or equity interests that are collateralized by, or payable from a stream of payments generated by, a specified pool of real, financial, or other assets. The term may also encompass exposure to such assets obtained by the Company through structured and synthetic instruments, derivatives, swaps, credit-linked notes, significant risk transfers or similar indirect investment structures. In addition, the Company may finance or otherwise capitalize businesses that acquire, originate, fund and hold Asset-Based Finance Assets. The Company expects to conduct its operations directly and through wholly or majority-owned subsidiaries in a manner such that the Company and each of its subsidiaries do not fall within, or are excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company expects to conduct a continuous private offering of certain classes of its limited partnership interests (“Shares”) on a monthly basis to (i) “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), in each case in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”).
The Company is externally managed by HPS Investment Partners, LLC (the “Manager”) and is expected to benefit from the Manager’s sourcing, operations, and portfolio management capabilities pursuant to an operating agreement between the Company and the Manager, as amended and/or restated from time to time (the “Operating Agreement”). HREAL GP, LLC, a Delaware limited liability company and an affiliate of the Manager, serves as the Company’s general partner (the “General Partner” and together with the Manager and certain of their affiliates as the context requires, “HPS”).
As of
March 31, 2026
, the Company has issued 100 E Shares of Series I and 100 E Shares of Series II, to HPS at $25.00 per share, for an aggregate price of $2,500 for each Series. The purchase of shares of a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. The Company had no operations as of March 31, 2026, other than matters relating to its organization, offering and warehousing transactions (see Note 5).

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Note 2. Significant Accounting Policies
Basis of Accounting
The interim combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, under the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 946. The combined financial statements are presented in United States dollars, which is the Company’s functional currency. The Company’s fiscal year end is December 31.
Basis of Presentation
Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, net asset value (“NAV”), or other equitable allocation methodologies as determined by the Manager. These financial statements incorporate the assets and liabilities, and results of operations, of the Company as a whole on a combined basis, as well as each Series of interest in the Company.
In the opinion of management, all adjustments considered necessary for the fair statement of the combined financial statements for the periods presented have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
Basis of Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company.
Use of Estimates
The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements. Actual results could differ from those estimates and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the U.S. Federal Deposit Insurance Corporation insured limit. There were no cash equivalents as of March 31, 2026.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Organizational Expenses
Organizational expenses include, among other things, the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three months ended March 31, 2026
,
the Company and the Series incurred organizational expenses of $375,883 for Series I, $375,883 for Series II and $751,766 for the Company, respectively, which will be paid by the Manager on behalf of the Company and have been recorded as an expense on the Combined Statement of Operations. The reimbursement to the Manager of such organizational expenses is conditional pursuant to the Expense Support and Conditional Reimbursement Agreement as disclosed in Note 3 below.
Offering Expenses
The Company’s offering expenses consist primarily of legal fees and other costs incurred in connection with the Company’s initial registration statement (and any amendments or supplements thereto) under the Securities Exchange Act of 1934, as amended, confidential private placement memorandum relating to the Private Offering and associated marketing materials. Offering expenses are accounted for as deferred costs until operations begin, which has not yet occurred. For continuous offerings, offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of March 31, 2026, the Company and the Series had deferred offering expenses of $1,111,499 for Series I, $1,111,499 for Series II and $2,222,998 for the Company, respectively. The Manager has partially paid and may elect to pay certain offering expenses on behalf of the Company. The reimbursement to the Manager of such offering expenses is conditional pursuant to the Expense Support and Conditional Reimbursement Agreement as disclosed in Note 3 below.
Income Taxes
Series I has elected to be treated as a corporation for U.S. federal income tax purposes. Series I is li able for inc
ome taxes, if any, on its net taxable income. There is no tax expense for Series I as of March 31, 2026. Deferred income taxes are provided for the effects of potential future tax liabilities in future years resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying combined financial statements. As of March 31, 2026, there is no deferred tax asset or tax
 liability for Series I.
Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes. As such, it generally will not be subject to any U.S. federal income taxes. An entity that would otherwise be classified as a partnership, such as Series II, for U.S. federal income tax purposes may nonetheless be taxable as a corporation if it is a “publicly traded partnership,” unless an exception, such as the “qualifying income exception”, applies. The Company intends to manage the affairs of Series II so that Series II will meet the qualifying income exception in each taxable year. However, if Series II were treated as a corporation in any taxable year, it would be subject to U.S. corporate income tax in a similar manner to Series I. Additionally, Series II expects to structure certain acquisitions through one or more entities treated as corporations for U.S. federal income tax purposes, including one or more entities electing to be treated as real estate investment trusts for U.S. federal income tax purposes within the meaning of Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), which may result in additional indirect tax liabilities for certain Series II shareholders.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Segment Reporting
Series I, Series II and the Company operate in a single operating and reporting segment with an investment objective to build a diversified portfolio of predominantly private Asset-Based Finance Assets that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across economic cycles. The Chief Operating Decision Maker (the “CODM”) is comprised of the Company’s two co-chief
executive officers and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). Among other factors and considerations, the CODM utilizes net income as a key metric in determining the dividends and distributions to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Combined Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Combined Statements of Operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that ASUs not listed are not applicable or are expected to have minimal impact on its combined financial statements.
In November 2024, the FASB issued ASU
2024-03,
“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic
220-40),”
which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU
2024-03
is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its combined financial statements.
Note 3. Agreements and Related Party Transactions
Operating Agreement
The Company has entered into an Operating Agreement with the Manager, pursuant to which the Manager will manage the Company on a day-to-day
basis, subject to the direction of the acquisition committee that has been established by the Board to make significant capital allocation decisions, and subject to the ultimate supervision of the Board. The Manager is responsible for, among other things, originating and recommending opportunities to finance and acquire, evaluating, structuring, monitoring and disposition of portfolio investments, administering the day-to-day
operations, arranging and coordinating the services of other professionals and consultants, making recommendations to the Company with respect to distribution and redemption offers.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support and conditional reimbursement agreement (as amended and/or restated from time to time, the
“Expense Support and Conditional Reimbursement Agreement”) with the Man
a
ger, pursuant to which the Manager may elect to pay certain of the Company’s expenses, including certain organizational and offering expenses, on the Company’s behalf (the “Expense Support”).
To the extent that the Manager has provided any Expense Support to the Company, following any calendar month in which the Specified Expenses (as defined below) are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Manager, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 0.75% of the Company’s net assets at the end of each
calendar month on an annualized basis, until such time as all Expense Support made by the Manager to the Company within five years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”
“Specified Expenses” means all expenses incurred in the business of the Company with the exception of (i) the management fee, (ii) the performance fee, (iii) distribution and servicing fees, (iv) any dealer manager fees (including selling commissions), (v) expenses related to any Asset-Based Finance Assets, including expenses related to any partnerships, entities or other structures used for such acquisition or to provide the
Company’s
investors with exposure to such Asset-Based Finance Assets, regardless of whether the transactions are consummated, (vi) expenses associated with asset servicing and origination platforms or operating companies partially or wholly owned by the Company, including those resulting from consolidation under generally accepted accounting principles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (viii) taxes, (ix) certain insurance costs, (x) organizational and offering expenses, (xi) certain non-routine
items (as determined in the sole discretion of the Manager) and (xii) extraordinary expenses (as determined in the sole discretion of the Manager).
For the three months ended March 31, 2026, the Manager agreed to provide Expense Support of $415,032 for expenses incurred by Series I, $422,032 for expenses incurred by Series II, and $837,064 for expenses incurred by the Company. As of March 31, 2026, Series I, Series II and the Company had no Reimbursement Payments payable to the Manager.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with HPS Investment Partners, LLC, in its capacity as the Company’s administrator (the “Administrator”). The Administrator will provide, or oversee the performance of, administrative services for the Company. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations.
Pursuant to the Administration Agreement, the amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator. As of March 31, 2026, the Company and the Series have not incurred any expenses under the Administration Agreement.
Dealer Manager Agreement
The Company has entered into a dealer manager agreement with HPS Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee (referred to herein as the “Distribution and Servicing Fee”) equal to 0.25% to 0.85% per annum of the aggregate NAV of certain classes of the Company’s Shares that are offered in the Private Offering.
The

Distribution and Servicing Fee is paid monthly in arrears. The Dealer Manager anticipates that all or a portion of the Distribution and Servicing Fee will be reallowed to participating broker-dealers that the Dealer Manager engages to offer and sell the Shares.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Note 4. Fair Value Measurement
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

•	Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.
In addition to using the above inputs in investment valuations, the Company applies the HPS valuation policy approved by its Board that is consistent with ASC 820. Consistent with the HPS valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.
Investments whose values are based on the listed closing price quoted on the securities’ principal exchange are classified within Level 1 and include active listed equities. The Manager does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs are classified within Level 2. As Level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information.
Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, the Manager uses one or more valuation techniques (e.g., the market approach and the income approach) of which sufficient and reliable data is available. Within Level 3, the use of the market approach generally consists of using comparable market data, while the use of the income approach generally consists of the net present value of estimated future cash flows, which may be adjusted as appropriate for liquidity, credit, market and/or other risk factors.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

The contingent forward purchase commitments through the Purchase Agreements (as defined below), as disclosed in Note 5 below
,
were recognized as financial instruments and measured at fair value on the Combined Statements of Assets and Liabilities based on the change in fair value of underlying Portfolio Investments held by the Financing Provider (as defined below), as well as other economic rights and obligations based on contractual terms of the Purchase Agreements. The contingent forward purchase commitments were categorized as Level 3 within the fair value hierarchy and had a fair value of $775,589 for Series I, $775,589 for Series II and $1,551,178 for the Company as of March 31, 2026 and $0 as of December 31, 2025 for Series I, Series II and for the Company. There were no unobservable inputs developed for these Level 3 assets as all Level 3 assets were valued based on the contractual terms of the Purchase Agreements.
The following table shows changes in the fair value of our Level 3 assets during the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026
	Series I	Series II	Total
Fair value, beginning of period	$—	$—	$—
Purchases	—	—	—
Principal repayments and sales	—	—	—
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	775,589	775,589	1,551,178
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, end of period	$775,589	$775,589	$1,551,178

Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$775,589	$775,589	$1,551,178

Note 5. Commitments and Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
Warehousing Transactions
Beginning December 8, 2025, the Company entered into multiple sale and purchase agreements (the “Purchase Agreements”) with Macquarie Bank Limited and Macquarie Funding LLC (the “Financing Provider”). Under the Purchase Agreements, the Company has forward obligations to settle the purchase of certain investments (together, the “Portfolio Investments”) from the Financing Provider, who is obligated to settle the sale of such investments subject to the following conditions; (a) that the Company has received subscriptions of at least $200 million; and (b) that the Board has approved the purchase of the specific investment or investments.
As of March 31, 2026, the Company had contingent forward obligations through the Purchase Agreements that had an aggregate principal amount of $82,940,199 ($69,440,199 of which was funded) and an aggregate cost and fair value of $67,781,394 and $68,829,565, respectively.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

The following table presents additional details of the Portfolio Investments held by the Financing Provider and components of fair value of the contingent forward purchase commitments through the Purchase Agreements as of March 31, 2026:

Company Name	Reference Rate and Spread	Interest Rate	Maturity	Par Amount/ Units	Cost	Fair Value	Unrealized Appreciation
First Lien Debt
Independent Power and Renewable Electricity Producers
Westlands Electric Power Company Investor, LLC (1)	3M SOFR+ 6.00%	9.70%	12/06/2030	$40,000,000	$25,700,000	$25,822,128	$122,128
NG Energy Fund 1 LLC	3M SOFR+ 7.50%	11.20%	03/22/2028	$12,940,199	12,681,395	12,940,199	258,804
Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc.	1M SOFR+ 6.75%	10.42%	01/30/2030	$30,000,000	28,758,533	29,424,641	666,108

Total First Lien Debt					67,139,928	68,186,968	$1,047,040
Warrants
Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc.				452,533	641,466	642,597	1,131

Total Warrants					641,466	642,597	$1,131

Total Portfolio Investments					$67,781,394	$68,829,565	$1,048,171
Accrued income on Portfolio Investments							1,775,648
Financing cost payable to Financing Provider							(1,272,641)

Unrealized appreciation on contingent forward purchase commitments							$1,551,178

(1)
$13,500,000 of the loan commitment is unfunded and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Cost and fair value include negative cost and fair value attributable to the unfunded portion, which results from unamortized fees that are capitalized in the investment cost. The unfunded loan commitment may be subject to a commitment termination date that expires prior to the stated maturity date.

The Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by an affiliate of the Manager and as of March 31, 2026, the amount guaranteed was $81,281,394, which represents the aggregate purchase price of the Portfolio Investments and includes both funded and unfunded warehouse positions.
Note 6. Subsequent Events
The Company’s management evaluated subsequent events through the date the combined financial statements were issued. Management has determined that there were no material events that would require adjustment to or disclosure in the Company’s combined financial statements, except that the Company entered into additional Purchase Agreements with underlying investments with an aggregate principal amount of $40,000,000 and an aggregate cost of $39,800,000.

1
2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

HPS Real Assets Lending Company LP (the “Company,” “HREAL,” “we,” “us,” or “our”, and where applicable, such terms include HPS Real Assets Lending Company LP-Series I (“Series I”) and HPS Real Assets Lending Company LP-Series II (“Series II”, and together with Series I, the “Series”)) was formed as a series limited partnership in accordance with the laws of Delaware on September 26, 2025.

The Company has no operating history and was formed to acquire, control and manage Asset-Based Finance Assets (as defined below) globally. The term “Asset-Based Finance Assets”, as used herein, encompasses a broad spectrum of investment opportunities, often backed by assets used on a day-to-day basis by businesses and individuals, and refers, individually and collectively, to leases, loans, mortgages, mezzanine securities, royalties, residuals, other credit or credit-related obligations or equity interests that are collateralized by, or payable from a stream of payments generated by, a specified pool of real, financial, or other assets. The term may also encompass exposure to such assets obtained by the Company through structured and synthetic instruments, derivatives, swaps, credit-linked notes, significant risk transfers or similar indirect investment structures.

The Company formed separate Series pursuant to the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, the “LP Act”), and although the U.S. Internal Revenue Service (the “IRS”) has only issued proposed regulations relating to series entities, each Series is intended to be treated as a separate entity for U.S. federal income tax purposes. Although the Series are intended to be treated as separate entities, they are expected to invest, directly or indirectly, in the same Asset-Based Finance Assets on a pro rata basis, with equal voting rights with respect thereto.

While it is the Company’s intention that the Series will generally hold pro rata economic interests in each Asset-Based Finance Asset, such economic interests may not be pro rata in all instances. The Company expects that deviations from this pro rata holding intention would be a result of cash flows into the Series and different tax obligations between the Series.

The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series will have directors, officers or employees, but will be overseen by the Company’s board of directors (“Board”) and managed by our external manager, HPS Investment Partners, LLC (the “Manager”, and together with certain of their affiliates, “HPS”). As a Delaware limited partnership with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law.

Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited partnership, and of different series in a series limited partnership, depends on the laws of each state. Although states have their own authority on the treatment of tax entity type, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may classify Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited partnership depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

While the Company has not yet commenced principal operations, we seek to invest primarily in three key categories of Asset-Based Finance Assets: (i) hard assets, which are physical assets with secondary resale value, including inventory, machinery, equipment, infrastructure, and certain energy generation assets, among other things, (ii) real estate assets, including commercial real estate and residential real estate; and (iii) financial assets, which are contractual or other related assets that provide rights to future payment streams, including royalties, management fees, receivables, intellectual property, publishing rights, and legal claims, among other things. Together, these three categories encompass financings backed by assets ranging from machinery and equipment that produce the goods we use to the infrastructure that generates our electricity, to the buildings in which we live and work and the media content we consume.

The Company expects to conduct a continuous private offering of certain classes of its limited partnership interests (“Shares”) on a monthly basis to (i) “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), in each case in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”).

The Shares are not currently, and are not expected to be, listed for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares and we do not expect any secondary market to develop for our Shares.

The Company offers six types of Investor Shares (as defined below) of each Series in connection with the Private Offering: I Shares, D Shares, S Shares, F-I Shares, F-D Shares and F-S Shares (F-I, F-D and F-S Shares also referred to together as “Founder Shares” and, collectively with I Shares, D Shares and S Shares, the “Investor Shares”). Among other classes of Shares, the Company also intends to offer the E Shares (the “E Shares,” or “HPS Shares”) to (i) HPS, its affiliates, and officers and employees of HPS and its affiliates, (ii) certain investment fund, vehicle or account, other than the Company, sponsored or managed by HPS or certain of its affiliates (“Other HPS Investors”), (iii) the directors, officers and employees (if any) of the Company, and (iii) certain other investors in the Manager’s discretion. The Company may issue additional classes of Shares in its sole discretion.

Key Components of Our Results of Operations

Revenues

While the Company has not yet commenced principal operations, we expect to generate revenues primarily from the management of our Asset-Based Finance Assets held through our subsidiaries and to a lesser extent strategic opportunities in Asset-Based Finance Assets, which may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of Asset-Based Finance Assets.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the financial instruments using the specific identification method without regard to unrealized gains or losses previously recognized. The net change in unrealized appreciation or depreciation primarily reflects the change in fair values of the financial instruments, including the reversal of previously recorded unrealized appreciation or depreciation with respect to realization during the period.

Operating Expenses

Each Series pays or otherwise bears its proportionate portion of the payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”). The Operating Expenses are described in greater detail in the Company’s amended and restated limited partnership agreement (as amended and/or restated from time to time, the “Partnership Agreement”) attached as Exhibit 3.2 to the Company’s registration statement on Form 10, filed on April 24, 2026 (the “Form 10”), which is incorporated by reference herein in its entirety.

The Manager and its affiliates are entitled to reimbursement from each Series, in its proportionate share, for any Operating Expenses or organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the Private Offering, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding the Distribution and Servicing Fees (as defined below) (collectively, the “Organizational and Offering Expenses”) paid or incurred by them on behalf of, or in relation to, such Series pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

If any Operating Expenses are incurred for the account or for the benefit of each Series and one or more Other HPS Investors, the Manager will allocate such Operating Expenses among such Series and each such Other HPS Investor in proportion to the size of the investment made by each in the activity or entity to which such Operating Expenses relate, to the extent applicable, or in such other manner as the Manager in good faith determines is fair and reasonable. While the Manager has adopted policies and procedures designed to fairly and equitably allocate expenses, there can be no assurance that errors will not arise in such allocations, or that any allocations will reflect a Series’ pro rata share of such expenses based on the amounts funded (or anticipated to be funded), or the market value or then-current net asset value (“NAV”) per Share of such Series.

Each Series bears the fees, costs or expenses of certain services provided by, and allocable overhead of, HPS as well as industry executives, advisors, consultants and operating executives contracted or engaged directly or indirectly by such Series, the Manager or any service providers (including service providers affiliated with HPS and other affiliates and portfolio companies of HPS and Other HPS Investors (collectively, “Affiliated Service Providers”)). Certain industry executives, advisors, consultants and operating executives may be employees of HPS, and may be exclusive or non-exclusive independent contractors with respect to services provided to HPS or such Series; however, in each case, their compensation and allocable expenses are borne by such Series. For these purposes, HPS consists of any entity or group established or utilized by affiliates of HPS, Other HPS Investors or their respective portfolio companies, that facilitates strategic arrangements with, or engagements (including on an independent contractor or employment basis) of, any persons that the Manager determines in good faith to be industry executives, advisors, consultants (including operating consultants and sourcing consultants), operating executives, subject matter experts or other persons acting in a similar capacity, to provide consulting, sourcing or other services to or in respect of such Series, Asset-Based Finance Assets (including with respect to potential Asset-Based Finance Assets of such Series) and Other HPS Investors and their investments. To the extent that for legal, tax, regulatory or similar considerations or limitations it is necessary or desirable that the foregoing activities be conducted by, through or with one or more affiliates of the Manager, or other persons other than HPS, such activities are treated for purposes of this definition as if they were conducted by HPS or any affiliate thereof.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (as amended and/or restated from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with the Manager. Pursuant to the Expense Support and Conditional Reimbursement Agreement, on a monthly basis, the Manager may elect to pay certain expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense (other than interest expenses payable on any privately offered, unsecured promissory notes issued by the Company to investors through REIT Funding, LLC and its affiliates (together, “REIT Funding”) in connection with the Company’s offerings through REIT Funding) or annual distribution fee and shareholder servicing fee (referred to herein as the “Distribution and Servicing Fees”) of the Company. Any Expense Payments that the Manager has committed to pay must be paid by the Manager to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Manager or its affiliates.

To the extent that the Manager has provided any Expense Payments to the Company, following any calendar month in which the Specified Expenses (as defined below) are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Manager, fully or partially, for the Expense Payments, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.75% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Payments made by the Manager to the Company within five years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” means all expenses incurred in the business of the Company with the exception of (i) the management fee, (ii) the performance fee, (iii) Distribution and Servicing Fees, (iv) any dealer manager fees (including selling commissions), (v) expenses related to any Asset-Based Finance Assets, including expenses related to any partnerships, entities or other structures used for such acquisition or to provide the Company’s investors with exposure to such Asset-Based Finance Assets, regardless of whether the transactions are consummated, (vi) expenses associated with platforms or operating companies partially or wholly owned by the Company, including those resulting from consolidation under generally accepted accounting principles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (viii) taxes, (ix) certain insurance costs, (x) Organizational and Offering Expenses, (xi) certain non-routine items (as determined in the sole discretion of the Manager), and (xii) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Manager has waived its right to receive such payment for the applicable calendar month.

We shall pay the Reimbursement Payment for any calendar month to the Manager as promptly as possible following such calendar month and in no event later than forty-five days after the end of such calendar month.

Hedging

The Company and/or its operating subsidiaries expect to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, commodities prices and currency exchange rates, as well as other risks. The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Company and/or its operating subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Company and/or its operating subsidiaries than if it or its operating subsidiaries had not entered into such hedging transactions.

Results of Operations

From September 26, 2025 (date of formation) through March 31, 2026, we had not commenced our principal operations and were focused on our formation and preparing the Form 10 (and any amendments or supplements thereto), our confidential private placement memorandum and our organizational and service provider agreements. We are dependent upon the proceeds from our Private Offering in order to conduct our business and we are relying on Expense Payments from the Manager until we receive the proceeds from our Private Offering.

A discussion of the results of operations for the three months ended March 31, 2026 is as follows, however, given the lack of principal operations since our formation through March 31, 2026, the discussion and analysis of results for such period may not be materially relevant to an assessment of the financial condition of the Company or the results of operations. We have no corresponding prior year periods with which to compare our operating results.

Organizational Expenses

The Company and the Series incurred organizational expenses in connection with the formation and organization of the Company and the Series including, among other things, the legal costs of drafting our Partnership Agreement, operating agreement (“Operating Agreement”), administration agreement (“Administration Agreement”) and other organizational agreements and service provider agreements. These costs are expensed as incurred. For the three months ended March 31, 2026, the Company and the Series incurred organizational expenses of $375,883 for Series I, $375,883 for Series II and $751,766 for the Company, respectively. The Manager elected to fully support such expenses for the aforementioned period and is entitled to reimbursement as disclosed under “Expense Support and Conditional Reimbursement Agreement” in this section.

Offering Expenses

The Company’s offering expenses consist primarily of legal fees and other costs incurred in connection with the Form 10 (and any amendments or supplements thereto), its confidential private placement memorandum relating to the Private Offering and associated marketing materials. As of March 31, 2026, the Company and the Series had deferred offering expenses of $1,111,499 for Series I, $1,111,499 for Series II and $2,222,998 for the Company, respectively. Such offering expenses will be amortized on a straight-line basis over the first twelve months from commence of principal operations, which has not yet occurred.

Other Expenses

For the three months ended March 31, 2026, the Company and the Series incurred general and administrative expenses of $39,149 for Series I, $46,149 for Series II and $85,298 for the Company, respectively. These expenses relate to professional expenses and website costs. The Manager elected to fully support such expenses for the aforementioned period and is entitled to reimbursement as disclosed under “Expense Support and Conditional Reimbursement Agreement” in this section.

Net Change in Unrealized Appreciation (Depreciation)

Beginning December 8, 2025, the Company entered into multiple sale and purchase agreements, whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with HPS (the “Warehousing Transactions”), see “Part I- Item 1. Financial Statements- Note 5 Commitments and Contingencies” for further disclosure.

The change in fair value of the contingent forward purchase commitments under the Warehousing Transactions was $775,589 for Series I, $775,589 for Series II and $1,551,178 for the Company for the three months ended March 31, 2026, which was primarily due to changes in accrued income and financing cost based on contractual terms.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our Private Offering, proceeds from net borrowings on our future credit facility or other forms of borrowings, and income earned, repayments of principal on and proceeds from sales of our investments. The primary uses of our cash and cash equivalents are for (i) originating and purchasing Asset-Based Finance Assets, (ii) funding the costs of our operations (including fees and expense reimbursements paid to HPS), (iii) debt service, repayment and other financing costs of our future borrowings, (iv) funding redemptions under our share redemption program and (v) cash distributions to our shareholders.

As of March 31, 2026, the Company has issued 100 E Shares of Series I and 100 E Shares of Series II, to HPS at $25.00 per share for an aggregate price of $2,500 for each Series and has no outstanding borrowing.

Distribution Reinvestment Program

The Company has adopted a distribution reinvestment program (the “DRIP”) in which cash distributions to our shareholders will automatically be reinvested in additional whole and fractional shares attributable to the type of Shares that a shareholder owns, unless and until an election is made by, or on behalf of such participating shareholder, to withdraw from the DRIP and receive distributions in cash. The number of Shares to be received when distributions are reinvested will be determined by dividing the amount of the distribution, net of any applicable withholding taxes, by the NAV per share of the applicable Share class as of the end of the calendar month to which the distribution pertains (i.e., the distribution declared in March will be reinvested using the NAV as of March 31). Shares will be distributed in proportion to the Series and types of Shares held by the shareholder under the DRIP.

Off-Balance Sheet Arrangements

Warehousing Transactions

As of March 31, 2026, the Company had contingent forward obligations through the Purchase Agreements that had an aggregate principal amount of $82,940,199 ($69,440,199 of which was funded) and an aggregate cost and fair value of $67,781,394 and $68,829,565, respectively.

The Company’s obligations to the Financing Provider under the Purchase Agreements were guaranteed by an affiliate of the Manager and as of March 31, 2026, the amount guaranteed was $81,281,394, which represents the aggregate purchase price of the Portfolio Investments and includes both funded and unfunded warehouse positions. For additional information, see “Part I- Item 1. Financial Statements- Note 5 Commitments and Contingencies”.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•	the Operating Agreement;

•	the Administration Agreement;

•	the Expense Support and Conditional Reimbursement Agreement; and

•	the Dealer Manager Agreement between the Company and HPS Securities, LLC.

For additional information, see “Part I- Item 1. Financial Statements- Note 3 Agreements and Related Party Transactions”.

Critical Accounting Policies and Estimates

The preparation of the Company’s combined financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio, should be read in connection with the Company’s “Financial Statements” in Part I, Item 1 of this report, “Risk Factors” in Part II, Item 1A of this report, and “Risk Factors” in Item 1A of the Form 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had no operations as of March 31, 2026. When we commence our principal operations, our primary market risk exposure is interest rate risk, credit risk and market risk with respect to our Asset-Based Finance Assets. Subject to oversight by the Board, the Manager is responsible for the oversight of risks to our business.

Interest Rate Risk

The Company is subject to financial market risks, including changes in interest rates with respect to the asset-based instruments. Changes of the interest rates may cause changes to our earnings with respect to the Company’s Asset-Based Finance Assets. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. General decreases in interest rates over time may cause the interest income associated with our Asset-Based Finance Assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Based Finance Assets to increase. General increases or decreases in interest rates over time may have an impact on the value of our Asset-Based Finance Assets.

Valuation Risk

We will generally invest in illiquid loans and securities including debt and equity securities related to Asset-Based Finance Assets. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Manager and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by the Company to review the Company’s investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the fair value determined and such differences could be material.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), we, under the supervision and with the participation of our Co-Chief Executive Officer and Principal Executive Officer and our Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company, required by Section 302 and Section 906 of The Sarbanes–Oxley Act of 2002, which are filed or furnished as Exhibits 31.1, 31.2 and 32.1 to this report, are applicable to each Series individually and to the Company as a whole.

PART II
-
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Asset-Based Finance Assets and other investments. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report and set forth below, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our Form 10, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1
(c) or any
“non-Rule
10b5-1
trading arrangement”.
Section 13(r)
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we
hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on January 8, 2026).

3.2	Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.3	Certificate of Registered Series of HPS Real Assets Lending Company LP - Series I (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.4	Certificate of Registered Series of HPS Real Assets Lending Company LP - Series II (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.5	Series Agreement of HPS Real Assets Lending Company LP - Series I (incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.6	Series Agreement of HPS Real Assets Lending Company LP - Series II(incorporated by reference to Exhibit 3.6 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.1	Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.2	Amended and Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.3	Dealer Manager Agreement (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.4	Administration Agreement (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Real Assets Lending Company LP

May 14, 2026	/s/ Keith Lind
Keith Lind
Co-Chief Executive Officer and Principal Executive Officer

May 14, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)