Form 10-Q
period 2026-06-30
HPS Real Assets Lending Co LP
filed 2026-08-13
CIK 2089975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
File Number 000-056811

HPS Real Assets Lending Company LP
(Exact name of Registrant as specified in its Charter)

Delaware	39-4607136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street, 33rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
287-6767

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
the Exchange Act). Yes ☐ No ☒
As of August 13, 2026, the Registrant had 110 I Shares, 110 D Shares, 110 S Shares, 510,230
F-I
Shares, 114,510
F-D
Shares, 1,920,023
F-S
Shares, 9,300 E Shares outstanding with respect to Series I limited partnership interests, and 100 I Shares, 100 D Shares, 100 S Shares, 74,907
F-I
Shares, 1,105,200
F-D
Shares, 531,000
F-S
Shares,
1,411,692 E Shares outstanding with respect to Series II limited partnership interests.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Real Assets Lending Company LP (the “Company,” “HREAL,” “we,” “us,” or “our,” and where applicable, such terms include Series I and/or Series II (each as defined below)), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HPS Real Assets Lending Company LP
Combined Statements of Assets and Liabilities

	As of June 30, 2026 (Unaudited)			As of December 31, 2025
	Series I	Series II	Total	Series I	Series II	Total
Assets
Cash and cash equivalents	$2,500	$2,500	$5,000	$2,500	$2,500	$5,000
Unrealized appreciation on contingent forward purchase commitments	1,248,938	1,248,938	2,497,876	—	—	—
Deferred offering expenses	1,563,352	1,563,352	3,126,704	731,044	731,044	1,462,088
Due from the Manager	137,460	151,460	288,920	129,400	129,400	258,800

Total assets	$2,952,250	$2,966,250	$5,918,500	$862,944	$862,944	$1,725,888

Liabilities
Offering expenses payable	$854,808	$854,808	$1,709,616	$632,798	$632,798	$1,265,596
Organizational expenses payable	731,751	731,751	1,463,502	218,896	218,896	437,792
Other accrued expenses and liabilities	114,253	128,253	242,506	8,750	8,750	17,500

Total liabilities	$1,700,812	$1,714,812	$3,415,624	$860,444	$860,444	$1,720,888

Commitments and contingencies (Note 5)

Total net assets	$1,251,438	$1,251,438	$2,502,876	$2,500	$2,500	$5,000

Net asset value per share
E Shares:
Net Assets	$1,251,438	$1,251,438	$2,502,876	$2,500	$2,500	$5,000
Shares outstanding	100	100	200	100	100	200

Net asset value per share	$12,514.38	$12,514.38	$12,514.38	$25.00	$25.00	$25.00
The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Combined Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Series I	Series II	Total	Series I	Series II	Total
Expenses:
Organizational expenses (Note 2)	$355,868	$355,868	$711,736	$731,751	$731,751	$1,463,502
General and administrative expenses	199,571	206,571	406,142	238,720	252,720	491,440

Total expenses	$555,439	$562,439	$1,117,878	$970,471	$984,471	$1,954,942
Expense Support from Manager (Note 3)	(555,439)	(562,439)	(1,117,878)	(970,471)	(984,471)	(1,954,942)

Net expenses	$—	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation):
Unrealized appreciation on contingent forward purchase commitments	473,349	473,349	946,698	1,248,938	1,248,938	2,497,876

Net change in unrealized appreciation (depreciation)	$473,349	$473,349	$946,698	$1,248,938	$1,248,938	$2,497,876

Net increase (decrease) in net assets resulting from operations	$473,349	$473,349	$946,698	$1,248,938	$1,248,938	$2,497,876

The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Series I	Series II	Total	Series I	Series II	Total
Increase (decrease) in net assets from operations:
Net expenses	$—	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation)	473,349	473,349	946,698	1,248,938	1,248,938	2,497,876

Net increase (decrease) in net assets resulting from operations	473,349	473,349	946,698	1,248,938	1,248,938	2,497,876

Net increase (decrease) in net assets during the period	$473,349	$473,349	$946,698	$1,248,938	$1,248,938	$2,497,876
Net assets, beginning of period	778,089	778,089	1,556,178	2,500	2,500	5,000

Net assets, end of period	$1,251,438	$1,251,438	$2,502,876	$1,251,438	$1,251,438	$2,502,876

The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2026
	Series I	Series II	Total
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,248,938	$1,248,938	$2,497,876
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation	(1,248,938)	(1,248,938)	(2,497,876)
Changes in operating assets and liabilities:
Due from the Manager	(618,358)	(632,358)	(1,250,716)
Organizational expenses payable	512,855	512,855	1,025,710
Other accrued expenses and liabilities	105,503	119,503	225,006

Net cash provided by (used in) operating activities	$—	$—	$—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	2,500	2,500	5,000

Cash and cash equivalents, end of period	$2,500	$2,500	$5,000

The accompanying notes are an integral part of these combined financial statements.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)
Note 1. Organization
HPS Real Assets Lending Company LP (the “Company”) was formed on September 26, 2025, as a series limited partnership under the laws of Delaware, with the objective to build a diversified portfolio of Asset-Based Finance Assets (as defined below) that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across economic cycles. The Company registered two separate series of limited partnership interests pursuant to the Delaware Revised Uniform Limited Partnership Act, HPS Real Assets Lending Company
LP-Series
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
As of June 30, 2026, the Company had issued 100 E Shares of Series I and 100 E Shares of Series II to HPS at $25.00 per share, for an aggregate price of $2,500 for each Series. The purchase of shares of a Series of the Company is an investment only in that particular Series and not an investment in the Company as a whole. The Company had no operations as of June 30, 2026, other than matters relating to its organization, offering and warehousing transactions (see Note 5).

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
In the opinion of management, all adjustments considered necessary for the fair statement of the combined financial statements for the periods presented have been included. The Company was formed on September 26, 2025 and, accordingly, no comparative prior year periods are presented in the Combined Statements of Operations, the Combined Statements of Changes in Net Assets or the Combined Statements of Cash Flows. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the U.S. Federal Deposit Insurance Corporation insured limit. There were no cash equivalents as of June 30, 2026 and December 31, 2025.
Organizational Expenses
Organizational expenses include, among other things, the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three months ended June 30, 2026, the Company and the Series incurred organizational expenses of $355,868 for Series I, $355,868 for Series II and $711,736 for the Company. For the six months ended June 30, 2026, the Company and the Series incurred organizational expenses of $731,751 for Series I, $731,751 for Series II and $1,463,502 for the Company, respectively. The Manager has partially paid and may elect to pay additional organizational expenses on behalf of the Company. The reimbursement to the Manager of such organizational expenses is conditional pursuant to the Expense Support and Conditional Reimbursement Agreement as disclosed in Note 3 below.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Offering Expenses
The Company’s offering expenses consist primarily of legal fees and other costs incurred in connection with the Company’s initial registration statement (and any amendments or supplements thereto) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), confidential private placement memorandum relating to the Private Offering and associated marketing materials. Offering expenses are accounted for as deferred costs until operations begin, which has not yet occurred. For continuous offerings, offering expenses are then amortized over the first twelve months of operations on a straight-line basis. As of June 30, 2026, the Company and the Series had deferred offering expenses of $1,563,352 for Series I, $1,563,352 for Series II and $3,126,704 for the Company, respectively. As of December 31, 2025, the Company and the Series had deferred offering expenses of $731,044 for Series I, $731,044 for Series II and $1,462,088 for the Company, respectively. The Manager has partially paid and may elect to pay additional offering expenses on behalf of the Company. The reimbursement to the Manager of such offering expenses is conditional pursuant to the Expense Support and Conditional Reimbursement Agreement as disclosed in Note 3 below.
Income Taxes
Series I has elected to be treated as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There was no tax expense for Series I for the six months ended June 30, 2026. Deferred income taxes are provided for the effects of potential future tax liabilities resulting from differences between the tax basis of an asset or liability and its reported valuation in the accompanying combined financial statements. As of June 30, 2026 and December 31, 2025, there is no deferred tax asset or tax liability for Series I.
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
Segment Reporting
Series I, Series II and the Company operate in a single operating and reporting segment with an investment objective to build a diversified portfolio of predominantly Asset-Based Finance Assets that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across economic cycles. The Chief Operating Decision Maker (the “CODM”) is comprised of the Company’s two co-chief
executive officers and chief financial officer. The CODM assesses the performance and makes operating decisions of the Company on a combined basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). Among other factors and considerations, the CODM utilizes net income as a key metric in determining the dividends and distributions to be distributed to the Company’s shareholders. As the Company’s operations consist of a single reporting segment, the segment assets are reflected on the accompanying Combined Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Combined Statements of Operations.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

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
Note 3. Agreements and Related Party Transactions
Operating Agreement
The Company has entered into an Operating Agreement with the Manager, pursuant to which the Manager will manage the Company on a day-to-day
basis, subject to the direction of the acquisition committee that has been established by the Board to make significant capital allocation decisions, and subject to the ultimate supervision of the Board. The Manager is responsible for, among other things, originating and recommending opportunities to finance and acquire, evaluating, structuring, monitoring and disposing of portfolio investments, administering the day-to-day
operations, arranging and coordinating the services of other professionals and consultants, and making recommendations to the Company with respect to distribution and redemption offers.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support and conditional reimbursement agreement (as amended and/or restated from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with the Manager, pursuant to which the Manager may elect to pay certain of the Company’s expenses, including certain organizational and offering expenses, on the Company’s behalf (the “Expense Support”).
To the extent that the Manager has provided any Expense Support to the Company, following any calendar month in which the Specified Expenses (as defined below) are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Manager, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 0.75% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Manager to the Company within five years prior to the last business day of such calendar month has been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”
“Specified Expenses” means all expenses incurred in the business of the Company with the exception of (i) the management fee, (ii) the performance fee, (iii) the Distribution and Servicing Fee (as defined below), (iv) any dealer manager fees (including selling commissions), (v) expenses related to any Asset-Based Finance Assets, including expenses related to any partnerships, entities or other structures used for such acquisition or to provide the Company’s investors with exposure to such Asset-Based Finance Assets, regardless of whether the transactions are consummated, (vi) expenses associated with asset servicing and origination platforms or operating companies partially or wholly owned by the Company, including those resulting from consolidation under generally accepted accounting principles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (viii) taxes, (ix) certain insurance costs, (x) organizational and offering expenses, (xi) certain non-routine
items (as determined in the sole discretion of the Manager), and (xii) extraordinary expenses (as determined in the sole discretion of the Manager).

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

For the three months ended June 30, 2026, the Manager agreed to provide Expense Support of $555,439 for expenses incurred by Series I, $562,439 for expenses incurred by Series II, and $1,117,878 for expenses incurred by the Company. For the six months ended June 30, 2026, the Manager agreed to provide Expense Support of $970,471 for expenses incurred by Series I, $984,471 for expenses incurred by Series II, and $1,954,942 for expenses incurred by the Company. As of June 30, 2026 and December 31, 2025, neither Series nor the Company had any Reimbursement Payments payable to the Manager.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with HPS Investment Partners, LLC, in its capacity as the Company’s administrator (the “Administrator”). The Administrator provides and oversees the performance of administrative services for the Company. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations.
Pursuant to the Administration Agreement, the amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator. As of June 30, 2026, the Company and the Series have not incurred any expenses under the Administration Agreement.
Dealer Manager Agreement
The Company has entered into a dealer manager agreement with HPS Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager will receive a combined annual distribution fee and shareholder servicing fee (referred to herein as the “Distribution and Servicing Fee”) equal to 0.25% to 0.85% per annum of the aggregate NAV of certain classes of the Company’s Shares that are offered in the Private Offering. The Distribution and Servicing Fee will be paid monthly in arrears. The Dealer Manager anticipates that all or a portion of the Distribution and Servicing Fee will be reallowed to participating broker-dealers that the Dealer Manager engages to offer and sell the Shares.
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

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

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
Investments classified within Level 3 have unobservable inputs, as they trade infrequently, or not at all. When observable prices are not available for these investments, the Manager uses one or more valuation techniques (e.g., the market approach and the income approach) for which sufficient and reliable data is available. Within Level 3, the use of the market approach generally consists of using comparable market data, while the use of the income approach generally consists of the net present value of estimated future cash flows, which may be adjusted as appropriate for liquidity, credit, market and/or other risk factors.
The contingent forward purchase commitments through the Purchase Agreements (as defined below), as disclosed in Note 5 below
,
were recognized as financial instruments and measured at fair value on the Combined Statements of Assets and Liabilities based on the change in fair value of the underlying Portfolio Investments held by the Financing Providers (as defined below), as well as other economic rights and obligations based on contractual terms of the Purchase Agreements. The contingent forward purchase commitments were categorized as Level 3 within the fair value hierarchy and had a fair value of $1,248,938 for Series I, $1,248,938 for Series II and $2,497,876 for the Company as of June 30, 2026 and $0 as of December 31, 2025 for Series I, Series II and for the Company. There were no unobservable inputs developed for these Level 3 assets as all Level 3 assets were valued based on the contractual terms of the Purchase Agreements.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

The following tables show changes in the fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
	Series I	Series II	Total
Fair value, beginning of period	$775,589	$775,589	$1,551,178
Purchases	—	—	—
Principal repayments and sales	—	—	—
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	473,349	473,349	946,698
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, end of period	$1,248,938	$1,248,938	$2,497,876

Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$473,349	$473,349	$946,698

For the Six Months Ended June 30, 2026
	Series I	Series II	Total
Fair value, beginning of period	$—	$—	$—
Purchases	—	—	—
Principal repayments and sales	—	—	—
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	1,248,938	1,248,938	2,497,876
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, end of period	$1,248,938	$1,248,938	$2,497,876

Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$1,248,938	$1,248,938	$2,497,876

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
Warehousing Transactions
Beginning December 8, 2025, the Company entered into multiple sale and purchase agreements (the “Purchase Agreements”, and the transactions contemplated thereby, the “Warehousing Transactions”) with Macquarie Bank Limited, Macquarie US Trading LLC and Macquarie Funding LLC (each a “Financing Provider,” and collectively the “Financing Providers”). The Warehousing Transactions are designed to assist the Company in deploying capital upon its receipt of subscription proceeds. Under the Purchase Agreements, the Company has forward obligations to settle the purchase of certain investments (together, the “Portfolio Investments”) from the Financing Providers, who are obligated to settle the sale of such investments, in each case subject to the following conditions: (a) that the Company has received subscriptions of at least $200 million; and (b) that the Board has approved the purchase of the specific Portfolio Investments (Collectively, the “Conditions Precedent”), unless waived by the Company. As a general matter, the price the Company will pay to purchase the Portfolio Investments will be the cash amount paid by the relevant Financing Provider, subject to a reduction for income actually received by such Financing Provider during the warehousing period and an increase for a financing fee owed by the Company to the Financing Provider
As of June 30, 2026, the Company had contingent forward purchase commitments through the Purchase Agreements that had an aggregate principal amount of $212,940,199 ($166,440,199 of which was funded) and an aggregate cost and fair value of $163,406,394 and $164,069,325, respectively. These aggregate amounts include the recently transacted Portfolio Investment presented in the second table below, the related net unrealized loss of which is guaranteed by an affiliate of the Manager.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

The following table presents additional details of the Portfolio Investments held by the Financing Providers and components of fair value of the contingent forward purchase commitments through the Purchase Agreements that were recognized in unrealized appreciation on contingent forward purchase commitments on the Combined Statements of Assets and Liabilities as of June 30, 2026:

Company Name	Reference Rate and Spread	Interest Rate	Maturity	Par Amount/ Units	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
First Lien Debt
Independent Power and Renewable Electricity Producers
Westlands Electric Power Company Investor, LLC (1)	3M SOFR+6.00%	9.73%	12/06/2030	$40,000,000	$32,700,000	$32,622,287	$(77,713)
NG Energy Fund 1 LLC	3M SOFR+7.50%	11.23%	03/22/2028	$12,940,199	12,681,395	12,940,199	258,804
IP Operating Portfolio I, LLC	9.88%	9.88%	12/31/2030	$40,000,000	39,800,000	39,809,386	9,386
Palmetto Solar, LLC (1)			09/13/2027	$40,000,000	(800,000)	(423,195)	376,805
Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc.	1M SOFR+6.75%	10.39%	01/30/2030	$30,000,000	28,758,533	28,969,578	211,045

Total First Lien Debt					113,139,928	113,918,255	778,327
Structured Finance Investments
Trading Companies & Distributors
CRA Issuer, LLC	10.43%	10.43%	06/28/2061	$25,000,000	25,000,000	25,000,000	—

Total Structured Finance Investments					25,000,000	25,000,000	—
Warrants
Mortgage Real Estate Investment Trusts (REITs)
Claros Mortgage Trust, Inc.				452,533	641,466	526,070	(115,396)

Total Warrants					641,466	526,070	(115,396)

Total Portfolio Investments					$138,781,394	$139,444,325	$662,931
Accrued income on Portfolio Investments							4,976,769
Financing cost payable to Financing Providers							(3,141,824)

Unrealized appreciation on contingent forward purchase commitments							$2,497,876

(1)
Position or portion of the loan commitment is unfunded and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Cost and fair value include negative cost and fair value attributable to the unfunded portion, which results from unamortized fees that are capitalized in the investment cost. The unfunded loan commitment may be subject to a commitment termination date that expires prior to the stated maturity date.

Additionally, the contingent forward purchase commitment on the following recently transacted Portfolio Investment is in a net unrealized loss position, due to accrual of minimum financing cost. Such loss is guaranteed by an affiliate of the Manager as disclosed below, and therefore the loss is not recognized as part of the contingent forward purchase commitments on the Combined Statements of Assets and Liabilities as of June 30, 2026.

HPS Real Assets Lending Company LP
Notes to Combined Financial Statements (Unaudited)

Company Name	Reference Rate and Spread	Interest Rate	Maturity	Par Amount/ Units	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
First Lien Debt
Hotels, Restaurants & Leisure
TWG Sports LLC	3M SOFR+6.50%	10.24%	06/30/2027	$25,000,000	$24,625,000	$24,625,000	$—
Accrued income on Portfolio Investments							7,112
Financing cost payable to Financing Provider							(144,167)

Guaranteed unrealized loss on contingent forward purchase commitments							$(137,055)

The Company’s obligations to the Financing Providers under the Purchase Agreements are guaranteed by an affiliate of the Manager, and as of June 30, 2026, the amount guaranteed was $209,906,394, which represents the aggregate purchase price of the Portfolio Investments and includes both funded and unfunded warehouse positions.
Note 6. Subsequent Events
The Company’s management evaluated subsequent events through the date the combined financial statements were issued. Management has determined that there were no material events that would require adjustment to or disclosure in the Company’s combined financial statements, except as discussed below:
Escrow Break, Initial Closing of the Private Offering of Shares and Concurrent Note Offering
On August 10, 2026, Series I and Series II issued unregistered Shares in the initial closing of their respective continuous private offerings (the “Initial Closing”). All subscription proceeds from the Initial Closing were deposited in an escrow account with The Bank of New York Mellon, as escrow agent. On August 10, 2026, the Company’s Board authorized the release from escrow of approximately $141.9 million, and Series I and Series II issued such Shares as summarized in the table below.

	Number of Shares	Consideration
Series I
I Shares	110	$2,750
D Shares	110	2,750
S Shares	110	2,750
F-I Shares	510,230	12,755,750
F-D Shares	114,510	2,862,750
F-S Shares	1,920,023	48,000,564
E Shares	9,200	230,000

Series I Total	2,554,293	$63,857,314

Series II
I Shares	100	$2,500
D Shares	100	2,500
S Shares	100	2,500
F-I Shares	74,907	1,872,673
F-D Shares	1,105,200	27,630,000
F-S Shares	531,000	13,275,000
E Shares	1,411,592	35,289,800

Series II Total	3,122,999	$78,074,973

On
 August 10, 2026, concurrent with the Initial Closing, Series I issued promissory notes (the “Promissory Notes”) with $
660,000
in aggregate principal amount in a private offering to certain shareholders of Series I. The Promissory Notes have a maturity date of
August 10, 2056
and bear an interest rate of
12.0
% per annum. The Promissory Notes were issued with an original issue discount of
2.5
%.
Warehousing Transactions
On August 10, 2026, the Company agreed to waive settlement condition (a) of the Conditions Precedent with respect to certain Portfolio Investments, obtained approval from the Board to purchase all of the Portfolio Investments, and therefore acquired a portion of the Portfolio Investments held by the Financing Providers pursuant to the Purchase Agreements with the proceeds of subscriptions it has received from the Initial Closing. The Series and the Company recognized purchased Portfolio Investments with an aggregate principal amount of $66.5 million ($63.5 million of which are funded) for Series I, an aggregate principal amount of $81.3 million ($77.7 million of which are funded) for Series II, and an aggregate principal amount of $147.7 million ($141.2 million of which are funded) for the Company.

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

Overview

HPS Real Assets Lending Company LP (the “Company,” “HREAL,” “we,” “us,” or “our,” and where applicable, such terms include HPS Real Assets Lending Company LP-Series I (“Series I”) and HPS Real Assets Lending Company LP-Series II (“Series II”, and together with Series I, the “Series”)) was formed as a series limited partnership in accordance with the laws of Delaware on September 26, 2025.

The Company has no operating history and was formed with the objective to build a diversified portfolio of Asset-Based Finance Assets (as defined below) that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across economic cycles. The term “Asset-Based Finance Assets”, as used herein, encompasses a broad spectrum of investment opportunities, often backed by assets used on a day-to-day basis by businesses and individuals, and refers, individually and collectively, to leases, loans, mortgages, mezzanine securities, royalties, residuals, other credit or credit-related obligations or equity interests that are collateralized by, or payable from a stream of payments generated by, a specified pool of real, financial, or other assets. The term may also encompass exposure to such assets obtained by the Company through structured and synthetic instruments, derivatives, swaps, credit-linked notes, significant risk transfers or similar indirect investment structures.

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

The Series will conduct the business of the Company jointly and although they have the ability and intention to contract in their own names, they expect to do so jointly and in coordination with one another. Neither Series has directors, officers or employees, but each is overseen by the Company’s board of directors (the “Board”) and managed by our external manager, HPS Investment Partners, LLC (the “Manager”, and together with HREAL GP, LLC, the Company’s general partner and certain of their affiliates, “HPS”). As a Delaware limited partnership with two different series, to the extent the records maintained for a Series account for the assets associated with a Series separately from the assets of the Company or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not the assets of the Company generally or of any other Series, as provided under Delaware law.

Each of Series I and Series II is intended to be treated as a separate entity for U.S. federal income tax purposes. Series I has elected to be treated as a corporation for U.S. federal income tax purposes and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. The state tax treatment of a limited partnership, and of different series in a series limited partnership, depends on the laws of each state. Although states have their own authority on the treatment of tax entity type, we generally expect that the vast majority of states will follow the U.S. federal tax treatment. However, it is possible that a state may treat Series I and/or Series II differently than the IRS does for U.S. federal income tax purposes. The state tax treatment of a series limited partnership depends on the laws of each state, and it is possible that a particular state may treat Series I and Series II as a single entity for state tax purposes or may treat Series I or Series II as separate entities but classified differently than the IRS does for U.S. federal income tax purposes.

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

The Company offers six types of Investor Shares (as defined below) of each Series in connection with the Private Offering: I Shares, D Shares, S Shares, F-I Shares, F-D Shares and F-S Shares (F-I, F-D and F-S Shares also referred to together as “Founder Shares”, and collectively with I Shares, D Shares and S Shares, the “Investor Shares”). Among other classes of Shares, the Company also intends to offer the E Shares (the “E Shares,” or “HPS Shares”) to (i) HPS, its affiliates, and officers and employees of HPS and its affiliates, (ii) certain investment fund, vehicles or accounts, other than the Company, sponsored or managed by HPS or certain of its affiliates (“Other HPS Investors”), (iii) the directors, officers and employees (if any) of the Company, and (iv) certain other investors in the Manager’s discretion. The Company may issue additional classes of Shares in its sole discretion.

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

Operating Expenses

Each Series pays or otherwise bears its proportionate portion of the payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Company’s operations (collectively, the “Operating Expenses”). The Operating Expenses are described in greater detail in the Company’s amended and restated limited partnership agreement (as amended and/or restated from time to time, the “Partnership Agreement”), attached as Exhibit 3.2 to Post-Effective Amendment No. 1 to the Company’s registration statement on Form 10 (as amended or supplemented, the “Form 10”), filed on April 24, 2026, which is incorporated by reference herein in its entirety.

The Manager and its affiliates are entitled to reimbursement from each Series, in its proportionate share, for any Operating Expenses or organizational and offering expenses in connection with the formation and organization of the Company and the Series, and the Private Offering, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding the Distribution and Servicing Fee (as defined below) (collectively, the “Organizational and Offering Expenses”) paid or incurred by them on behalf of, or in relation to, such Series pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

Each Series bears the fees, costs or expenses of certain services provided by, and allocable overhead of, HPS as well as industry executives, advisors, consultants and operating executives contracted or engaged directly or indirectly by such Series, the Manager or any service providers (including service providers affiliated with HPS and other affiliates and portfolio companies of HPS and Other HPS Investors). Certain industry executives, advisors, consultants and operating executives may be employees of HPS, and may be exclusive or non-exclusive independent contractors with respect to services provided to HPS or such Series; however, in each case, their compensation and allocable expenses are borne by such Series. For these purposes, HPS consists of any entity or group established or utilized by affiliates of HPS, Other HPS Investors or their respective portfolio companies, that facilitates strategic arrangements with, or engagements (including on an independent contractor or employment basis) of, any persons that the Manager determines in good faith to be industry executives, advisors, consultants (including operating consultants and sourcing consultants), operating executives, subject matter experts or other persons acting in a similar capacity, to provide consulting, sourcing or other services to or in respect of such Series, Asset-Based Finance Assets (including with respect to potential Asset-Based Finance Assets of such Series) and Other HPS Investors and their investments. To the extent that for legal, tax, regulatory or similar considerations or limitations it is necessary or desirable that the foregoing activities be conducted by, through or with one or more affiliates of the Manager, or other persons other than HPS, such activities are treated for purposes of this definition as if they were conducted by HPS or any affiliate thereof.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (as amended and/or restated from time to time, the “Expense Support and Conditional Reimbursement Agreement”) with the Manager. Pursuant to the Expense Support and Conditional Reimbursement Agreement, on a monthly basis, the Manager may elect to pay certain expenses on our behalf (“Expense Support”), provided that no portion of such Expense Support will be used to pay any interest expense (other than interest expenses payable on any privately offered, unsecured promissory notes issued by the Company to investors through REIT Funding, LLC and its affiliates (together, “REIT Funding”) in connection with the Company’s offerings through REIT Funding) or the combined annual distribution fee and shareholder servicing fee (referred to herein as the “Distribution and Servicing Fee”) of the Company. Any Expense Support that the Manager has committed to pay must be paid by the Manager to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Manager or its affiliates.

To the extent that the Manager has provided any Expense Support to the Company, following any calendar month in which the Specified Expenses (as defined below) are below 0.75% of the Company’s net assets on an annualized basis, the Company shall reimburse the Manager, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any “Reimbursement Payments” (defined below) do not exceed 0.75% of the Company’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Manager to the Company within five years prior to the last business day of such calendar month has been reimbursed. Any payments required to be made by the Company in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” means all expenses incurred in the business of the Company with the exception of (i) the management fee, (ii) the performance fee, (iii) the Distribution and Servicing Fee, (iv) any dealer manager fees (including selling commissions), (v) expenses related to any Asset-Based Finance Assets, including expenses related to any partnerships, entities or other structures used for such acquisition or to provide the Company’s investors with exposure to such Asset-Based Finance Assets, regardless of whether the transactions are consummated, (vi) expenses associated with platforms or operating companies partially or wholly owned by the Company, including those resulting from consolidation under generally accepted accounting principles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company, (viii) taxes, (ix) certain insurance costs, (x) Organizational and Offering Expenses, (xi) certain non-routine items (as determined in the sole discretion of the Manager), and (xii) extraordinary expenses (as determined in the sole discretion of the Manager).

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

Results of Operations

From September 26, 2025 (date of formation) through June 30, 2026, we had not commenced our principal operations and were focused on our formation and preparing the Form 10 (and any amendments or supplements thereto), our confidential private placement memorandum and our organizational and service provider agreements. We are dependent upon the proceeds from our Private Offering in order to conduct our business and we are relying on Expense Support from the Manager until we receive the proceeds from our Private Offering.

A discussion of the results of operations for the three and six months ended June 30, 2026 is as follows. However, given the lack of principal operations since our formation through June 30, 2026, the discussion and analysis of results for such period may not be materially relevant to an assessment of the financial condition of the Company or the results of operations. We have no corresponding prior year periods with which to compare our operating results.

Organizational Expenses

The Company and the Series incurred organizational expenses in connection with the formation and organization of the Company and the Series including, among other things, the legal costs of drafting our Partnership Agreement, operating agreement (“Operating Agreement”), administration agreement (“Administration Agreement”) and other organizational agreements and service provider agreements. These costs are expensed as incurred. For the three months ended June 30, 2026, the Company and the Series incurred organizational expenses of $355,868 for Series I, $355,868 for Series II and $711,736 for the Company, respectively. For the six months ended June 30, 2026, the Company and the Series incurred organizational expenses of $731,751 for Series I, $731,751 for Series II and $1,463,502 for the Company, respectively. The Manager elected to fully support such expenses for the aforementioned periods and is entitled to reimbursement as disclosed under “Expense Support and Conditional Reimbursement Agreement” in this section.

Offering Expenses

The Company’s offering expenses consist primarily of legal fees and other costs incurred in connection with the Form 10 (and any amendments or supplements thereto), its confidential private placement memorandum relating to the Private Offering and associated marketing materials. As of June 30, 2026, the Company and the Series had deferred offering expenses of $1,563,352 for Series I, $1,563,352 for Series II and $3,126,704 for the Company, respectively. Such offering expenses will be amortized on a straight-line basis over the first twelve months from the commencement of principal operations, which has not yet occurred.

Other Expenses

For the three months ended June 30, 2026, the Company and the Series incurred general and administrative expenses of $199,571 for Series I, $206,571 for Series II and $406,142 for the Company, respectively. For the six months ended June 30, 2026, the Company and the Series incurred general and administrative expenses of $238,720 for Series I, $252,720 for Series II and $491,440 for the Company, respectively. These expenses relate to professional expenses and website costs. The Manager elected to fully support such expenses for the aforementioned period and is entitled to reimbursement as disclosed under “Expense Support and Conditional Reimbursement Agreement” in this section.

Net Change in Unrealized Appreciation (Depreciation)

Beginning December 8, 2025, the Company entered into multiple sale and purchase agreements, whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with HPS (the “Warehousing Transactions”). See “Part I, Item 1. Financial Statements- Note 5 Commitments and Contingencies” for further disclosure.

The change in fair value of the contingent forward purchase commitments under the Warehousing Transactions was $473,349 for Series I, $473,349 for Series II and $946,698 for the Company for the three months ended June 30, 2026, which was primarily due to changes in accrued income and financing cost based on contractual terms.

The change in fair value of the contingent forward purchase commitments under the Warehousing Transactions was $1,248,938 for Series I ,$1,248,938 for Series II and $2,497,876 for the Company for the six months ended June 30, 2026, which was primarily due to changes in accrued income and financing cost based on contractual terms.

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

As of June 30, 2026, the Company had issued 100 E Shares of Series I and 100 E Shares of Series II, to HPS at $25.00 per share for an aggregate price of $2,500 for each Series and had no outstanding borrowings.

Our material cash requirements include our forward obligations under the Purchase Agreements. As of June 30, 2026, we had contingent forward purchase commitments through the Purchase Agreements for funded and unfunded cost of Portfolio Investments with an aggregate amount of $209,906,394 ($166,440,199 of which was funded), the settlement of which was conditioned on the Board’s approval of the specific investment and the Company’s receipt of subscriptions of at least $200 million unless waived by the Company, and our obligations thereunder were guaranteed by an affiliate of the Manager. We do not currently have a credit facility in place and, until we receive the proceeds of our Private Offering, we are dependent on Expense Support from the Manager to fund our operating expenses.

On August 10, 2026, we broke escrow and completed the Initial Closing of the Private Offering, the Board authorized the release from escrow of approximately $141.9 million, the Company issued unsecured promissory notes to certain investors through REIT Funding in a concurrent private offering, and Series I, Series II and the Company acquired a portion of the Portfolio Investments from the Financing Providers under the Purchase Agreements. See “Part I, Item 1. Financial Statements - Note 6. Subsequent Events” for more information.

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

Share Redemption Program

The Company has a share redemption program (the “Share Redemption Program”) through which it expects to periodically offer to redeem up to 5% of the aggregate NAV of our outstanding Investor Shares and HPS Shares of each Series (measured collectively across both Series as of the close of the previous calendar quarter) (each such redemption, a “Share Redemption”). At the discretion of the Board, we expect that the Company will conduct Share Redemptions each calendar quarter. The Board may amend or suspend the Share Redemption Program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, including, but not limited to, for tax, regulatory or other structuring reasons. Any material modification to the Share Redemption Program and a suspension thereof will require the approval of the Board. As a result, Share Redemptions may not be available each quarter, such as when a redemption offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the redemption offer.

Off-Balance Sheet Arrangements

Warehousing Transactions

As of June 30, 2026, the Company had contingent forward obligations through the Purchase Agreements that had an aggregate principal amount of $212,940,199 ($166,440,199 of which was funded) and an aggregate cost and fair value of $163,406,394 and $164,069,325, respectively.

The Company’s obligations to the Financing Providers under the Purchase Agreements were guaranteed by an affiliate of the Manager and as of June 30, 2026, the amount guaranteed was $209,906,394, which represents the aggregate purchase price of the Portfolio Investments and includes both funded and unfunded warehouse positions. For additional information, see “Part I, Item 1. Financial Statements- Note 5 Commitments and Contingencies”.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Operating Agreement between the Company and HPS Investment Partners, LLC;

•	the Administration Agreement between the Company and HPS Investment Partners, LLC;

•	the Expense Support and Conditional Reimbursement Agreement between the Company and HPS Investment Partners, LLC; and

•	the Dealer Manager Agreement between the Company and HPS Securities, LLC.

For additional information, see “Part I, Item 1. Financial Statements- Note 3 Agreements and Related Party Transactions”.

Critical Accounting Policies and Estimates

The preparation of the Company’s combined financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company’s critical accounting policies, including those relating to the valuation of its investment portfolio or other financial instruments, should be read in connection with the Company’s “Financial Statements” in Part I, Item 1 of this report and “Risk Factors” in Item 1A of the Form 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had not commenced our principal operations as of June 30, 2026. Our market risk exposure at that date related to the contingent forward purchase commitments under the Warehousing Transactions described in “Part I, Item 1. Financial Statements - Note 5. Commitments and Contingencies”, the fair value of which is determined by reference to the underlying Portfolio Investments held by the Financing Providers and primarily bear interest at floating rates based on SOFR. When we commence our principal operations, our primary market risk exposure will be interest rate risk, credit risk and market risk with respect to our Asset-Based Finance Assets. Subject to oversight by the Board, the Manager is responsible for the oversight of risks to our business.

Interest Rate Risk

The Company is subject to financial market risks, including changes in interest rates with respect to the asset-based instruments. Changes in interest rates may affect our earnings with respect to the Company’s Asset-Based Finance Assets. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates could not have a material adverse effect on our net investment income. General decreases in interest rates over time may cause the interest income associated with our Asset-Based Finance Assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Based Finance Assets to increase. General increases or decreases in interest rates over time may have an impact on the value of our Asset-Based Finance Assets.

Valuation Risk

We will generally invest in illiquid loans and securities including debt and equity securities related to Asset-Based Finance Assets. Because we expect that there will not be a readily available market for many of the investments in our portfolio, the Manager expects to value many of our portfolio investments at fair value as determined in good faith and under the oversight of the Board, based on, among other things, the input of one or more independent valuation firms retained by the Company to review the Company’s investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced sale or liquidation , we may realize amounts that are different from the fair value determined and such differences could be material.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the report on Form 10-Q.

(b) Changes in Internal Control Over Financial Reporting

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts involving our Asset-Based Finance Assets and other investments. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our Form 10, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule
10b5-1
Trading Plans
During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on January 8, 2026).

3.2	Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.3	Certificate of Registered Series of HPS Real Assets Lending Company LP - Series I (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.4	Certificate of Registered Series of HPS Real Assets Lending Company LP - Series II (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.5	Series Agreement of HPS Real Assets Lending Company LP - Series I (incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

3.6	Series Agreement of HPS Real Assets Lending Company LP - Series II (incorporated by reference to Exhibit 3.6 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.1	Amended and Restated Operating Agreement (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.2	Amended and Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.3	Dealer Manager Agreement (incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

10.4	Administration Agreement (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Registrant’s Form 10 filed with the SEC on April 24, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS Real Assets Lending Company LP

August 13, 2026	/s/ Keith Lind
Keith Lind
Co-Chief Executive Officer and Principal Executive Officer

August 13, 2026	/s/ Robert Busch
Robert Busch
Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)